Form 10KSB
period 2000-12-31
AXIS COM INC
filed 2001-06-20
CIK 1122105

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-KSB

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended Dec 31, 2000.

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1943

              For the transition period from _________________ to
              __________________________

                      Commission File number:  0-31493

                                 AXIS.COM, INC.
                  (Name of small business issuer in its charter)

                  Nevada                       88-0468251
         (State of organization)  (I.R.S. Employer Identification No.)

                  Issuers telephone number:  (702) 212-4588

  Securities registered under Section 12(b) of the Exchange Act:  None.

  Securities registered under Section 12(g) of the Exchange Act:  Common

Check whether the issuer (1) filed all reports required to be filed by the Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___x____ No________

Check if there is no disclosure of delinquent  filers  in  response  to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to  this  Form 10-KSB [ ]

State issuers revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days:
$0.00

State the number of shares outstanding of each of the issuers classes of common equity, as of the last practicable date: 3,000,000

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are hereby incorporated by reference:

(a)	The Companys Form 10SB12G filed on 9/8/2000.

PART I


Item 1.  Description of Business.

Axis.com, Inc.  is  a  Nevada  corporation formed under the laws of the
State of Nevada on  August 4, 2000.   Its principal place of business is
located at 2980 S. Rainbow Blvd. Suite 210C, Las Vegas, NV 89146. Axis was organized to engage in any lawful corporate business.

The primary activity of Axis is to locate and consummate a merger or acquisition with a private entity.

Axis has been in the developmental stage since inception and has no operating history other than organizational matters. Axis has no operations and in accordance with Statement of Financial Accounting Standard #7, is considered a development stage company.

Mr. Lovell, Mr. Shaikh, and Mr. Thomas, Axis' sole officers and directors, have elected to begin implementing Axis' principal business purpose, described below under "Item 2, Plan of Operation". As such, Axis can be defined as a "shell" company., whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The proposed business activities described herein classify Axis as a "blank check" company.

Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in Axis' securities until such time as Axis has successfully implemented its business plan.

Axis is filing this registration statement on a voluntary basis, pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), in order to ensure that public information is readily accessible to all shareholders and potential investors, and to increase Axis' access to financial markets. Axis plans to increase its access to financial markets by gaining reporting status on the over-the-counter bulletin board. In the event Axis' obligation to file periodic reports is suspended pursuant to the Exchange Act, Axis anticipates that it will continue to voluntarily file such reports.

Risk factors

Axis' business is subject to numerous risk factors, including the following:

Axis has no operating history, has received no revenue and has minimal assets.

Axis has had no operating history and has received no revenues or earnings from operations. Axis has no significant assets or financial resources. Axis will, in all likelihood, sustain operating expenses without corresponding revenues, at least until it completes a business combination. This may result in Axis incurring a net operating loss, which will increase continuously until Axis completes a business combination with a profitable business opportunity. There is no assurance that Axis will identify a business opportunity or complete a business combination.

Axis' proposed operations are speculative and may not succeed. The success of Axis' proposed plan of operation will depend to a great extent on the operations, financial condition, and management of any potential business opportunity. While management intends to seek business combinations with entities having established operating histories, it cannot assure that Axis will successfully locate candidates meeting such criteria. In the event Axis completes a business combination, the success of Axis' operations may be dependent upon management of the successor firm or venture partner firm together with numerous other factors beyond Axis' control.

There is a scarcity of companies that may wish to merge or acquire with
Axis   and   the  competition  for  such  business  opportunities   and
combinations is great.

Axis is, and will continue to be, an insignificant participant in the business of seeking mergers and joint ventures with, and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may also be desirable target candidates for Axis.

Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than Axis, and is, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

Additionally, Axis has no way to distinguish itself from other blank check companies.

Axis will also compete with numerous other small public companies in seeking merger or acquisition candidates. Axis' competition will include operating companies that are likewise looking for acquisition and merger candidates.

Axis currently has no agreements for business combinations or other transactions and has no standards for approving business combinations.

Axis has no arrangement, agreement, or understanding with respect to engaging in a business combination with any private entity. There can be no assurance that Axis will successfully identify and evaluate suitable business opportunities or conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. Axis has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, Axis never commenced any operational activities. There is no assurance that Axis will be able to negotiate a business combination on terms favorable to Axis. Axis has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target business opportunity to have achieved, and without which Axis would not consider a business combination in any form with such business opportunity. Accordingly, Axis may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth, or other negative characteristics.

Axis is dependent on management that has limited or no business experience and only a partial time commitment to Axis.

While seeking a business combination, management anticipates devoting ten to twenty hours per month to the business of Axis. Axis' officers have not entered into a written employment agreement with Axis and do not expect to do so in the foreseeable future.

Axis has no key man insurance despite the dependence on management.

Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of Axis' business and its likelihood of continuing operations. Despite this, Axis has not obtained key man life insurance on its officers or directors. See "Management."

Reporting requirements may delay or preclude acquisition.

Companies subject to Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") must provide certain information about significant acquisitions, including certified financial statements for Axis acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or even preclude Axis from completing an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

Lack of market research of marketing organization.

Axis has conducted minimal market research indicating that market demand exists for the transactions contemplated by Axis.

Moreover, Axis has limited marketing organization. If there is demand for a business combination as contemplated by Axis, there is no assurance Axis will successfully complete such transaction.

Lack of diversification

In all likelihood, Axis' proposed operations, even if successful, will result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity business. Axis' inability to diversify its activities into a number of areas may subject Axis to economic fluctuations within a particular business or industry, thereby increasing the risks associated with Axis' operations.

Axis may, in the future, be subject to the Investment Company Act of 1940.

Although Axis will be subject to regulation under the Securities Exchange Act of 1934; management believes Axis will not be subject to regulation under the Investment Company Act of 1940, insofar as Axis will not be engaged in the business of investing or trading in securities. In the event Axis engages in business combinations, which result in Axis holding passive investment interests in a number of entities, Axis could be subject to regulation under the Investment Company Act of 1940. In such event, Axis would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Axis has obtained no formal determination from the Securities and Exchange Commission as to the status of Axis under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject Axis to material adverse consequences.

Axis  will  probably  be  subject to a change in control of management.

A business combination involving the issuance of Axis' common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in Axis Any such business combination may require management of Axis to sell or transfer all or portions of Axis' common stock held by them, or resign as members of the Board of Director of Axis. The resulting change in control of Axis could result in removal of one or more present officer and director of Axis and a corresponding reduction in or elimination of their participation in the future affairs of Axis.

A reduction of the percentage of share ownership of Axis may follow a business combination.

Axis' primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in Axis issuing securities to shareholders of such private companies. Issuing previously authorized and unissued common stock of Axis will reduce the percentage of shares owned by present and prospective shareholders, and a change in Axis' control and/or management.

Requirement of audited financial statements may disqualify business opportunities.

Management believes that any potential target company must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may forego a business combination with Axis, rather than incur the expenses associated with preparing audited financial statements.

Blue sky considerations.

Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, and Axis has no current plans to register or qualify its shares in any state, holders of these shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon the ability of new investors to purchase the securities. These restrictions could reduce the size of any potential market.

Non-issuer trading or resales of Axis securities are exempt from state registration or qualification requirements in most states. However, some states may continue to restrict the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider any potential secondary market for Axis securities to be a limited one.

Item 2.  Description of Property.

Axis neither owns nor leases any real property at this time. Axis conducts its business from 2980 S. Rainbow, Suite 210C, Las Vegas, NV 89146.

Item 3.  Legal Proceedings.

Axis is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Axis has been threatened.


Item 4.  Submission of Matters to a Vote of Securities Holders.

None.


PART II

Item  5.  Market for Common Equity and Related Stockholder Matters.

Axis' common stock is not traded on any exchange or OTC market. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for Axis' securities and management does not intend to initiate any such discussions until such time as Axis has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. After a merger or acquisition has been completed, Axis' officers and directors will most likely be the people to contact prospective market makers. It is also possible that persons associated with the entity that merges with or is acquired by Axis will contact prospective market makers. Axis does not intend to use consultants to contact market makers.

Market price

The Registrants Common Stock is not quoted at the present time. Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to Axis, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
(i) that a broker or dealer approve a persons account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a persons account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly traded securities. In addition, continued inclusion requires two market makers and a minimum bid price of $1.00 per share.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate, which will allow Axis securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, that Axis will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of Axis to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of Axis securities on a national exchange. In such events, trading, if any, in Axis securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, Axis securities.

Holders

As of December 31, 2000, there are 3 holders of Axis' common shares. All of these shareholders hold restricted stock pursuant to, Section
4(2) exemption.    All shareholders  hold   restricted stock pursuant to
Rule 144.

Shares sold in the future may have to comply with Rule 144.

All of the 3,000,000 shares, which are held by management, have been issued in reliance on the private placement exemption under the amended Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Act.

In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of Axis (as that term is defined under the Act) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume on all national securities exchanges and through NASDAQ during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by management were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.


Dividends

The Registrant has not paid any dividends to date and has no plans to do so in the immediate future.

Item 6. Management's Discussion and Analysis or Plan of Operation

Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

Plan of operation - general

Axis plans to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, Axis has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company and Axis has not identified any specific business or a company for investigation and evaluation. No member of Management or any promoter of Axis, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of Axis.

Axis will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.

Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict Axis' virtually unlimited discretion to search for and enter into a business combination. Axis may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company.

In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. Axis may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries. Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly- traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other items.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Management believes that Axis may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, Axis would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities.

The assets of the acquired business will ordinarily secure the borrowing involved in a leveraged transaction. If that business were not able to generate sufficient revenues to make payments on the debt incurred by Axis to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that Axis must commit to acquire a business, may correspondingly increase the risk of loss to Axis.

Axis can give no assurance as to the terms or availability of financing for any acquisition. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which Axis may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of Axis. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on Axis.

Axis has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes Axis will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. However, a business that conducts a public will raise capital, but will not raise capital as a result of merging with Axis. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. Axis will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Forms 8-K, agreements, and related reports and documents. At a minimum, it will be necessary to file a Form 8K. Additionally, 10Qs and 10Ks will need to be filed as necessary.

Nevertheless, the officers and directors of Axis have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business.

Axis does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties. Axis will not restrict its search for any specific kind of firms, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which Axis may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which Axis may offer. However, Axis does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as Axis has successfully consummated such a merger or acquisition. Axis also has no plans to conduct any offerings under Regulation S.

Currently,  Axis  has  minimal  cash.  Additional funds will have to be raised via securities issues or will need to be borrowed from management in order to properly pursue its business plan. Should Axis be unable to raise the necessary funds in the next 12 months, Axis would be unable to fully implement its business plan and may be unable to implement its business plan at all. In such an event, all active operations of Axis would cease.

Sources of opportunities

Axis will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officer and director as well as indirect associations between them and other business and professional people. It is not presently anticipated that Axis will engage professional firms specializing in business acquisitions or reorganizations. Management, while not especially experienced in matters relating to the new business of Axis, will rely upon their own efforts and, to a much lesser extent, the efforts of Axis' shareholders, in accomplishing the business purposes of Axis. It is not anticipated that any outside consultants or advisors, other than Axis' legal counsel and accountants, will be utilized by Axis to effectuate its business purposes described herein. However, if Axis does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as Axis has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future.

In the past, Axis' management has never used outside consultants or advisors in connection with a merger or acquisition. As is customary in the industry, a finders fee for locating an acquisition prospect may be necessary. If any such fee is paid, it will have to be approved and paid for by the target candidate because Axis has no cash. Any such payment would be done in accordance with industry standards.

Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finders fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of Axis, if such person plays a material role in bringing a transaction to Axis.

Mr. Lovell,   Mr. Shaikh,  and  Mr. Thomas  do  have  general  business
experience as disclosed in the resume.

Evaluation of opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of Axis (see "Management"). Management intends to concentrate on identifying prospective business opportunities, which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as;

1. the available technical, financial and managerial resources
2. working capital and other financial requirements
3. history of operation, if any
4. prospects for the future
5. present and expected competition
6. the quality and experience of management services which may be available and the depth of that management
7. the potential for further research, development or exploration
8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of Axis
9. the potential for growth or expansion
10.the potential for profit
11.the perceived public recognition or acceptance of products, services or trades
12.name identification

Management  will  meet  personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, Axis intends to utilize written reports and personal investigation to evaluate the above factors. Axis will not acquire or merge with any company for which audited financial statements cannot be obtained. Opportunities in which Axis participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Axis' shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to Axis' participation.) Even after Axis' participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies, which may not succeed. Axis and, therefore, its shareholders will assume such risks.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision were made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by Axis of the related costs incurred. There is the additional risk that Axis will not find a suitable target. Management does not believe Axis will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in Axis will be realized, and there will not, most likely, be a market for Axis' stock.

Acquisition of opportunities

In implementing a structure for a particular business acquisition, Axis may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of Axis will not be in control of Axis. In addition, a majority or all of Axis' officer and director may, as part of the terms of the transaction, resign and be replaced by new officer and director without a vote of Axis' shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, Axis may agree to register such securities at the time the transaction is consummated, under certain conditions or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market, which may develop in Axis' Common Stock, may have a depressive effect on such market. While the actual terms of a transaction to which Axis may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code").

In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Axis, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of Axis' investigation, officers and directors of Axis will meet personally with management and key personnel, may visit and
inspect   material   facilities,   obtain    independent  analysis   or
verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of Axis' limited financial resources and
management  expertise.   The  manner  in  which  Axis  participates  in
an  opportunity  with a target company will depend on the nature of the
opportunity,   the   respective  needs  and  desires  of Axis and other
parties,  the  management  of  the   opportunity,  and   the   relative
negotiating strength of Axis and such other management. With respect to
any   mergers   or   acquisitions,  negotiations  with  Target Company,
management will be expected to focus on the percentage of Axis, which the target company's shareholders would acquire in exchange for their
shareholdings   in   the  target company.   Depending upon, among other
things, the target company's assets and liabilities, Axis' shareholders will, in all likelihood, hold a lesser percentage ownership interest in Axis following any merger or acquisition.

The percentage ownership may be subject to significant reduction in the event Axis acquires a target company with substantial assets. Any merger or acquisition effected by Axis can be expected to have a significant dilutive effect on the percentage of shares held by Axis then shareholders, including purchasers in this offering. Management has advanced, and will continue to advance, funds, which shall be used by Axis in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

It is expected that amounts to conduct investigations will be less than $10,000 and that such amount will come from Mr. Lovell, Mr. Shaikh, and Mr. Thomas. Additional funds may need to be raised if the amount exceeds this or Mr. Lovell, Mr. Shaikh, and Mr. Thomas are short on funds.

Mr. Lovell, Mr. Shaikh, and Mr. Thomas may contribute up to $10,000 for acquisition investigations. However, Mr. Lovell, Mr. Shaikh, and Mr. Thomas are not obligated to advance any additional amount to Axis. Axis may be required to issue stock to raise additional funds if Mr. Lovell, Mr. Shaikh, and Mr. Thomas cannot provide said funds.

Competition

Axis is an insignificant participant among firms, which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms, which have significantly greater financial and personal resources, technical expertise and experience than Axis. In view of Axis' limited financial resources and management availability, Axis will continue to be at significant competitive disadvantage vis-a-vis the Axis competitors. Axis will be at a disadvantage with other companies having larger technical staffs, established market shares and greater financial backing.


Regulation and taxation

The Investment Company Act of 1940 defines an "investment company." as an issuer, which is or holds it out as being engaged primarily in the business of investing, reinvesting or trading securities. While Axis does not intend to engage in such activities, Axis may obtain and hold a minority interest in a number of development stage enterprises. Axis could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review Axis' activities from time to time with a view toward reducing the likelihood Axis could be classified as an "investment company." Axis intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to Axis, and to any target company.

Employees

Axis'  only  employees  at  the  present  time  are  its  officers  and directors, who will devote as much time as the Board of Director determine is necessary to carry out the affairs of Axis. (See "Management").

Mr. Lovell, Mr. Shaikh, and Mr. Thomas time devotion to Axis  would  be
estimated  at  10  hours   a   month  until  further fundraising  or  a
merger/acquisition.



Item 7.  Financial Statements

                                AXIS.COM, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                            FINANCIAL STATEMENTS

                             DECEMBER 31, 2000





                                AXIS.COM, INC.
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS






CONTENTS                                                     PAGE

INDEPENDENT AUDITORS REPORT                                    1

BALANCE SHEET                                                  2

STATEMENT OF OPERATIONS                                        3

STATEMENT OF STOCKHOLDERS EQUITY                               4

STATEMENT OF CASH FLOWS                                        5

NOTES TO FINANCIAL STATEMENTS                                 6-8





INDEPENDENT AUDITORS REPORT

TO THE BOARD OF DIRECTORS OF AXIS.COM, INC.:

We have audited the accompanying balance sheet of Axis.com, Inc. (A Development Stage Company) as of December 31, 2000 and the related statements of operations, stockholders equity and cash flows for the
period  from  August 4, 2000 (inception)  to  December 31, 2000.   These
financial statements are the responsibility of the Companys management.
Our   responsibility   is  to  express  an  opinion  on these financial
statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axis.com, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the period from August 4, 2000 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                               MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                               Certified Public Accountants

New York, New York
May 16, 2001



                                AXIS.COM, INC.
                        (A Development Stage Company)
                                BALANCE SHEET
                              DECEMBER 31, 2000



ASSETS                                                      $         -
                                                             ----------
LIABILITIES AND STOCKHOLDERS EQUITY
      Liabilities                                           $         -
                                                             ----------
STOCKHOLDERSS EQUITY
Common Stock, $0.001 par value;
   25,000,000 shares authorized,
   3,000,000 shares issued and outstanding                  $      3000
Additional paid-in capital                                          500
Deficit accumulated during
      The development stage                                      (3,500)
                                                             ----------
      Total stockholders equity                                       -

Total liabilities and stockholders equity                   $__________


The accompanying notes are an integral part of these financial statements.

                             AXIS.COM, INC.
                     (A Development Stage Company)
                        STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM AUGUST 4, 2000 (INCEPTION)
                         TO DECEMBER 31, 2000

Revenue                                                    $         -

General and administrative expenses                              3,500

Loss from operations before provision for income taxes          (3,500)

Provision for income taxes                                           -

Net Loss                                                   $    (3,500)

Net Loss per share - basic and diluted                     $_________-

Weighted average number of common shares
  Outstanding                                                3,000,000


The accompanying notes are an integral part of these financial statements.

                              AXIS.COM, INC.
                     (A Development Stage Company)
                    STATEMENT OF STOCKHOLDER EQUITY
             AUGUST 4, 2000 (INCEPTION) TO DECEMBER 31, 2000

                                                  Deficit
                                                   Accumulated
                                        Additional  During the
                            Common Stock  Paid-in   Development
                          Shares   Amount Capital      Stage     Total

Balance, August 4, 2000         -  $    -  $    -    $     -    $    -

Issuance of shares for
Services-August 4, 2000 3,000,000   3,000       -          -     3,000

Expenses paid by
  shareholder                   -       -     500          -       500

Net Loss                        -       -       -     (3,500)   (3,500)

Balance,
 December 31, 2000      3,000,000  $3,000  $  500    $(3,500)   $    -
                        ---------  ------  ------    --------   -------

The accompanying notes are an integral part of these financial statements.

                              AXIS.COM, INC.
                     (A Development Stage Company)
                         STATEMENT OF CASH FLOWS
              AUGUST 4, 2000 (INCEPTION) TO DECEMBER 31, 2000



CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(3,500)
  Stock issued for services                                      3,000
  Expenses paid by shareholder                                     500
NET CASH USED IN OPERATING ACTIVITIES                                -

CASH AND CASH EQUIVALENTS - August 4, 2000                           -

CASH AND CASH EQUIVALENTS - December 31, 2000                  $     -
                                                                ------


SUPPLEMENTAL INFORMATION:
   During the initial period August 4, 2000 to December 31, 2000, the Company paid no cash for interest or income taxes.


The accompanying notes are an integral part of these financial statements.

                             AXIS.COM, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000


NOTE 1 - 	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES

Nature of Operations
Axis.com, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on August 4, 2000.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Income Taxes
Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Earnings Per Share
The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2000, the Company has no securities that would effect loss per share if they were to be dilutive.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

                             AXIS.COM, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000


NOTE 2 -   INCOME TAXES

      The components of the provision for income taxes for the period from August 4, 2000 (inception) to December 31, 2000 are as follows:


    Current Tax Expense
U.S. Federal                                                   $      -
State and Local                                                       -
Total Current                                                         -
                                                               --------
Deferred Tax Expense
  U.S.Federal                                                         -
  State and Local                                                     -
Total Deferred                                                        -
                                                               --------
Total Tax Provision (Benefit) from
  Continuing Operations                                        $      -
                                                               --------
The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal Income Tax Rate                                          34.0 %
Effect of Valuation Allowance                                   (34.0)%
Effective Income Tax Rate                                         0.0 %

At December 31, 2000, the Company had net carryforward losses of 3,500. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Companys ability to generate taxable income during the carryforward period.

Deferred tax assets  and  liabilities  reflect  the  net  tax effect of
temporary   differences   between  the  carrying  amount  of assets and
liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Companys deferred tax assets and liabilities as of December 31, 2000 are as follows:

Deferred Tax Assets
  Loss Carryforwards                                           $ 1,200

  Less:  Valuation Allowance                                    (1,200)
  Net Deferred Tax Assets                                      $     -

Net operating loss carryforwards expire in 2020.

                              AXIS.COM, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2000


NOTE 3 -   COMMON STOCK

On August 4, 2000, the Company issued 3,000,000 shares of common stock for services valued at $3,000.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The  Registrant  has  not  changed accountants since its formation, and
Management  has  had  no  disagreements  with  the  findings   of   its
accountants.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The members of the Board of Directors of Axis serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Director. There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person. Axis' officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Axis are as follows:

Name                             Age            Position

Danny Lovell                      28            President, Director

Adam U. Shaikh                    28            Secretary, Director

Eliot Thomas                      30            Treasurer, Director

Danny J. Lovell. President/Director, Age 28.

Mr. Lovell graduated with BA in Education from Illinois State University in 1998. Mr. Lovell was an educator in the Peoria, Illinois School System during the 1999-2000 school year and is currently employed in a small corporation.

Eliot J. Thomas. Treasurer/Director, Age 30.

Mr. Thomas graduated with BS in Accounting from the University of Nebraska at Omaha in 1996. Mr. Thomas received his JD from Drake University Law School in 1999 and is currently employed as a law clerk in a Las Vegas law firm.

Adam U. Shaikh. Secretary/Director, Age 28.

Mr. Shaikh graduated with a BA in Political Science/History from Iowa State University in 1996. Mr. Shaikh received a JD from Drake University Law School in 1999 and received his license to practice law in 1999 in Nevada. He is currently employed as an attorney in a small corporation.

Blank check experience

Currently, President Danny Lovell, Secretary Adam Shaikh, and Treasurer Eliot Thomas are officers and directors for three other blank check companies, Loanspaid.com, Inc., Freelance.com, Inc., and Divia.com, Inc. Currently, Loanspaid.com and Freelance.com have not been cleared by the SEC. Therefore, there has been no public offering as of yet.

Other blank check companies

Name of Company         Registration Form       Date Filed      Status

Loanspaid.com, Inc.           SB-2               7/10/2000     Pending
Freelance.com, Inc.           SB-2               7/10/2000     Pending
Divia.com, Inc.             10SB12G              8/04/2000   Reporting

There is no family relationship between any of the officers and directors of Axis. The Axis Board of Directors has not established any committees.


Conflicts of interest

Management anticipates it will devote only a minor amount of time to Axis affairs. Currently, Mr. Lovell, Mr. Shaikh, and Mr. Thomas work full-time at their respective employers. Mr. Lovell, Mr. Shaikh, and Mr. Thomas may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to those conducted by Axis. Axis does not currently have a formal right of first refusal pertaining to opportunities that come to managements attention insofar as such opportunities may relate to Axis' proposed business operations.

Mr. Lovell, Mr. Shaikh, and Mr. Thomas, so long as they are an officer of Axis are subject to the restriction that all opportunities contemplated by Axis' plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to Axis and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If a situation arises in which more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge or acquire such target company, Axis, of which the President first became an officer and director, will be entitled to proceed with the transaction. Except as set forth above, Axis has not adopted any other conflict of interest policy with respect to such transactions.

Investment Company Act of 1940

Although Axis will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management to regulation under the Investment Company Act of 1940 insofar as Axis will not be engaged in the business of investing or trading in securities. In the event Axis engages in business combinations, which result in Axis holding passive investment interests in a number of entities, Axis could be subject to regulation under the Investment Company Act of 1940.In such event, Axis would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Axis has obtained no formal determination from the Securities and Exchange Commission as to the status of Axis under the Investment Company Corp. Act of 1940 and, consequently, any violation of such Act would subject Axis to material adverse consequences.

Item 10.  Executive Compensation

There is no executive compensation given to Mr. Lovell, Mr. Shaikh, and Mr. Thomas. It is possible that, after Axis successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of Axis' management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. It is possible that persons associated with management may refer a prospective merger or acquisition candidate to Axis. In the event Axis consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finders fee. It is anticipated that this fee will be either in the form of restricted common stock issued by Axis as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, the acquisition or merger candidate will tender such payment, because Axis has insufficient cash available. The amount of such finders fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of Axis will receive any finders fee, either directly or indirectly, as a result of his or her respective efforts to implement Axis' business plan outlined herein. Persons "associated" with management are meant to refer to persons with whom management may have had other business dealings, but who are not affiliated with or relatives of management. The Registrant for the benefit of its employees has adopted no retirement, pension, profit sharing, stock option or insurance programs or other similar programs.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.


As of Dec 31, 2000, Mr. Lovell, Mr. Shaikh, and Mr. Thomas are the beneficial owners of thirty-three and thirty-three hundredths percent (33.33%) each of Axis common stock. The management of Axis does own stock in Axis.

Title of Class     Name of Beneficial    Amount and Nature     Percent
                          Owner            of Beneficial       Of Class
                                               Owner
Common Stock         Adam U. Shaikh         1,000,000           33%

Common Stock         Danny J. Lovell        1,000,000           33%

Common Stock         Eliot J. Thomas        1,000,000           33%

Common Stock     Officers and Directors     3,000,000          100%

Item 12. Certain Relationships and Related Transactions

There are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

Adam U. Shaikh, Axis' Secretary and Director, also serves as the Companys general counsel.


Item 13.  Exhibits and Reports on Form 8-K.

Exhibits

3.1 Articles of Incorporation (incorporated by reference in Companys Form 10SB12G filed on 9/8/2000.

3.2  By-Laws (incorporated by reference in Companys
     Form 10SB12G filed on 9/8/2000.



SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                               Axis.com, Inc.


                                               By:/S/__________________
                                                     Danny Lovell
                                                     President.

                                               By:/S/__________________
                                                     Eliot Thomas
                                                     Treasurer.

                                               By:/S/__________________
                                                     Adam Shaikh
                                                     Secretary.