Form 10QSB
period 2001-03-31
AXIS COM INC
filed 2001-06-20
CIK 1122105

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

For the transition period from ______________to____________________

                  Commission File number:  0-31493

                             AXIS.COM, INC.
             (Name of small business issuer in its charter)

             Nevada                           88-0469539
      (State of organization)	     (I.R.S. Employer Identification No.)

            2980 S. Rainbow Blvd., Suite 210C, Las Vegas  NV  89146
                  (Address of Principal executive offices)

                 Issuers telephone number:  (702) 212-4588

Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____x____ No __________.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 3,000,000
























Part I.

Item 1.  Financial Statements.

                                AXIS.COM, INC.
                        (A Development Stage Company)
                                BALANCE SHEET

                                    January1,2000     MARCH 31, 2001

ASSETS                              $________-           $_________-

LIABILITIES AND STOCKHOLDERS EQUITY
    Liabilities                     $________-           $_________-

STOCKHOLDERSS EQUITY
Common Stock, $0.001 par value;
    25,000,000 shares authorized,
    3,000,000 shares issued and
       outstanding                      3,000                 3,000
Additional paid-in capital                500                   500
Deficit accumulated during
   the development stage              (3,500)                (3,500)
   Total stockholders equity          ______-                ______-

Total liabilities and
   stockholders equity               $______-               $______-


                                AXIS.COM, INC.
                        (A Development Stage Company)
                            STATEMENT OF OPERATIONS

                       August 4,2000 (inception)-       January 1,2000 -
                            January 1, 2000              March 31, 2001
Revenue                       $       -                     $      -

General and administrative
      expenses                     3,500                        3,500
Loss from operations before
      provision for income
      taxes                       (3,500)                      (3,500)

Provision for income taxes             -                            -

Net Loss                       $  (3,500)                   $  (3,500)

Net Loss per share - basic
      and diluted             $________-                    $________-

Weighted average number of
      Common shares
      Outstanding              3,000,000                    3,000,000
                               ---------                    ---------







                                 AXIS.COM, INC.
                          (A Development Stage Company)
                         STATEMENT OF STOCKHOLDER EQUITY
                  AUGUST 4, 2000 (INCEPTION) TO JANUARY 1, 2000
                     JANUARY 1, 2000 TO MARCH 31, 2001

                                                      Deficit
                                                    Accumulated
                                          Additional During the
                           Common Stock    Paid-in   Development
                          Shares   Amount  Capital      Stage    Total
                          ------- --------  --------  ---------  ------

Balance, August 4, 2000         -  $     -  $      -   $      -  $    -

Issuance of shares for
Services - August 4,2000 3,000,000   3,000         -          -   3,000

Expenses paid by
     shareholder                -        -       500          -     500

Net Loss                        -        -         -     (3,500)(3,500)
                        ---------  -------  --------  --------- -------
Balance,
 JANUARY 1, 2000        3,000,000  $ 3,000  $    500  $  (3,500)$     -
                        ---------  -------  --------  --------- -------
Balance,
 March 31, 2001         3,000,000  $ 3,000  $   500   $ (3,500) $    -
                        ---------  -------  --------  --------- -------


                               AXIS.COM, INC.
                        (A Development Stage Company)
                          STATEMENT OF OPERATIONS
                AUGUST 4, 2000 (INCEPTION) TO JANUARY 1, 2000
                     JANUARY 1, 2000 TO MARCH 31, 2001


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(3,500)
   Stock issued for services                                    3,000
   Expenses paid by shareholder                                   500
                                                               -------
NET CASH USED IN OPERATING ACTIVITES                                 -

CASH AND CASH EQUIVALENTS - August 4, 2000                           -
                                                               -------
CASH AND CASH EQUIVALENTS - JANUARY 1, 2000                    $     -
                                                               -------
CASH AND CASH EQUIVALENTS - MARCH 31, 2001                     $     -
                                                               -------
The accompanying notes are an integral part of these financial statements.








                                AXIS.COM, INC.
                        (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001

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

Interim Financial Information
The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosured normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.



SUPPLEMENTAL INFORMATION:
   During the period from January 1, 2000 to March 31, 2001, the Company paid no cash for interest or income taxes.



Item 2.  Management's Discussion and Analysis or Plan of Operation.

Although Management believes that the expectations reflected in these forward-looking statements are reasonable,it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.












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

Sources of opportunities

Axis will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officer and director as well as indirect associations between them and other business and professional people. It is not presently anticipated that Axis will engage professional firms specializing in business acquisitions or reorganizations. Management, while not especially experienced in matters relating to the new business of Axis, will rely upon their own efforts and, to a much lesser extent, the efforts of Axis' shareholders, in accomplishing the business purposes of Axis It is not anticipated that any outside consultants or advisors, other than Axis' legal counsel and accountants, will be utilized by Axis to effectuate its business purposes described herein. However, if Axis does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as Axis has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future.

In the past, Axis' management has never used outside consultants or advisors in connection with a merger or acquisition. As is customary in the industry, a finder's fee for locating an acquisition prospect may be necessary. If any such fee is paid, it will have to be approved and paid for by the target candidate because Axis has no cash. Any such payment would be done in accordance with industry standards.

Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of Axis, if such person plays a material role in bringing a transaction to Axis.

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

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, Axis may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market, which may develop in Axis' Common Stock, may have a depressive effect on such market. While the actual terms of a transaction to which Axis may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code").

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

Employees

Axis' only employees at the present time are its officer and director, who will devote, as much time as the Board of Director
determine  is  necessary  to   carry  out  the  affairs  of  Axis.  (See
"Management").

Mr. Lovell, Mr. Shaikh, and Mr. Thomas's time devotion to Axis would be estimated at 10 hours a month until further fundraising or a merger/acquisition.




                                    PART II

Item 1.  Legal Proceedings.

N/A

Item 2.  Changes in Securities and Use of Proceeds.

N/A

Item 3.  Defaults Upon Senior Securities.

N/A

Item 4.  Submission of Matters to a Vote of Security Holders.

N/A

Item 5.  Other Information.

N/A

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

3.1 Articles of Incorporation (incorporated by reference in Company's Form 10SB12G filed on 9/8/2000.

3.2 By-Laws (incorporated by reference in Company's Form 10SB12G filed on 9/8/2000.


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