Form 10QSB
period 2001-06-30
AXIS COM INC
filed 2001-09-20
CIK 1122105

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

For the transition period from ______________to____________________

                  Commission File number:  0-31493

                             AXIS.COM, INC.
             (Name of small business issuer in its charter)

             Nevada                           88-0469539
      (State of organization)	     (I.R.S. Employer Identification No.)

             2980 S. Rainbow, Suite 210C, Las Vegas  NV  89146
                  (Address of Principal executive offices)

                 Issuers telephone number:  (702) 212-4588

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

























Part I.

Item 1.  Financial Statements. (unaudited)

                                AXIS.COM, INC.
                        (A Development Stage Company)
                                BALANCE SHEET
                                 (unaudited)

                                  June 30, 2001

ASSETS                              $________-

LIABILITIES AND STOCKHOLDERS EQUITY
    Liabilities                     $________-

STOCKHOLDERSS EQUITY
Common Stock, $0.001 par value;
    25,000,000 shares authorized,
    3,000,000 shares issued and
       outstanding                      3,000
Additional paid-in capital                500
Deficit accumulated during
   the development stage              (3,500)
Total stockholders equity             ______-

Total liabilities and
   stockholders equity               $______-


                                AXIS.COM, INC.
                        (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                 (unaudited)

              August 4,2000 (inception)- 6 months ending 3 months ending
                     June 30, 2001         June 30, 2001   June 30, 2001
                    ---------------        -------------   -------------
Revenue                $       -              $      -        $      -

General and
 administrative
 expenses                  3,500                     -               -
Loss from operations   ----------           -----------       ---------
 before provision
 for income taxes         (3,500)                    -               -

Provision for income
  taxes                         -                    -               -

Net Loss               $  (3,500)            $       -       $       -
                        ---------           -----------       ---------
Net Loss per share -
 basic and diluted     $________-             $_______-       $_______-
                        -------               --------         --------
Weighted average
 number of common
 shares Outstanding    3,000,000             3,000,000        3,000,000
                       ---------             ---------        ---------








                                 AXIS.COM, INC.
                          (A Development Stage Company)
                         STATEMENT OF STOCKHOLDER EQUITY
                  August 4, 2000 (INCEPTION) TO Dec 31, 2000
                       6 Month period ended June 30, 2000
                                  (unaudited)
                                                      Deficit
                                                    Accumulated
                                          Additional  Duringthe
                           Common Stock    Paid-in   Development
                          Shares   Amount  Capital      Stage    Total
                          ------- --------  --------  ---------  ------

Balance, August 4, 2000         - $      -  $      -   $      -  $    -

Issuance of shares for
 Services - Aug 4, 2000 3,000,000  3,000         -          -   3,000

Expenses paid by
     shareholder                -        -       500          -     500

Net Loss                        -        -         -     (3,500)(3,500)
                        ---------  -------  --------  --------- -------
Balance,
 Dec 31, 2000           3,000,000  $ 3,000  $    500  $  (3,500)$     -
                        ---------  -------  --------  --------- -------
Balance,
 June 30, 2001          3,000,000  $ 3,000  $    500  $  (3,500)$     -
                        ---------  -------  --------  --------- -------


                               AXIS.COM, INC.
                        (A Development Stage Company)
                          STATEMENT OF OPERATIONS
              August 4, 2000 (INCEPTION) TO June 30, 2001
                     6 Month period ending June 30, 2001
                                (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(3,500)
   Stock issued for services                                    3,000
   Expenses paid by shareholder                                   500
                                                               -------
NET CASH USED IN OPERATING ACTIVITES                                 -

CASH AND CASH EQUIVALENTS - August 4, 2000                           -
                                                               -------
CASH AND CASH EQUIVALENTS - June 30, 2001                      $     -
                                                               -------
The accompanying notes are an integral part of these financial statements.








                                AXIS.COM, INC.
                        (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                June 30, 2001
                                 (unaudited)

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

Interim Financial Information
The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosured normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.



SUPPLEMENTAL INFORMATION:
   During the period from Dec 31, 2000 to June 30, 2001, the Company paid no cash for interest or income taxes.



Item 2.  Management's Discussion and Analysis or Plan of Operation.

Although Management believes that the expectations reflected in these orward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.












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

Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict Axis's virtually unlimited discretion to search for and enter
into a business combination.   Axis may seek a combination with a firm
which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company.

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

Sources of opportunities

Axis will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officer and director as well as indirect associations between them and other business and professional people. It is not presently anticipated that
Axis   will  engage  professional  firms  specializing   in   business
acquisitions or reorganizations. Management, while not especially experienced in matters relating to the new business of Axis, will rely upon their own efforts and, to a much lesser extent, the efforts of Axis's shareholders, in accomplishing the business purposes of Axis It is not anticipated that any outside consultants or advisors, other than Axis's legal counsel and accountants, will be utilized by Axis to effectuate its business purposes described herein. However, if Axis does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as Axis has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future.

In the past, Axis's management has never used outside consultants or advisors in connection with a merger or acquisition. As is customary in the industry, a finder's fee for locating an acquisition prospect may be necessary. If any such fee is paid, it will have to be approved
and paid for by the target candidate because Axis has  no cash.    Any
such payment would be done in accordance with industry standards.

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

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, Axis intends to utilize written reports and personal investigation to evaluate the above factors. Axis will not acquire or merge with any company for which audited financial
statements   cannot   be   obtained.   Opportunities  in   which  Axis
participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Axis's shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to Axis's participation.) Even after Axis's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies, which may not succeed. Axis and, therefore, its shareholders will assume such risks.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision were made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in
the  loss  by  Axis  of  the  related  costs incurred.    There is the
additional risk that Axis will not find a suitable target.  Management
does   not   believe Axis  will  generate  revenue without finding and
completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in Axis will be realized, and there will not, most likely, be a market for Axis's stock.










Acquisition of opportunities

In implementing a structure for a particular business acquisition, Axis may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of Axis will not be in control
of  Axis.   In  addition,  a  majority  or  all of Axis's officer and
director may, as part of the terms of the transaction, resign and be replaced by new officer and director without a vote of Axis's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, Axis may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market, which may develop in Axis's Common Stock, may have a depressive effect on such market. While the actual terms of a transaction to which Axis may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code").

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

As part of Axis's investigation, officers and directors of Axis will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of Axis's limited financial resources and
management  expertise.   The  manner  in which Axis participates in an
opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of Axis and other parties, the management of the opportunity, and the relative
negotiating strength of Axis and such other management.   With respect
to any mergers or acquisitions, negotiations with Target Company, management will be expected to focus on the percentage of Axis, which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other
things,   the   target   company's   assets  and  liabilities,  Axis's
shareholders   will,  in  all  likelihood,  hold  a  lesser  percentage
ownership interest in Axis following any merger  or acquisition.   The
percentage ownership  may  be  subject  to significant reduction in the
event  Axis acquires  a  target company with substantial assets.   Any
merger or acquisition effected by Axis can be expected to have a significant dilutive effect on the percentage of shares held by Axis then shareholders, including purchasers in this offering. Management has advanced, and will continue to advance, funds, which shall be used by Axis in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

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

Competition

Axis is an insignificant participant among firms, which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms, which have significantly greater financial and personal resources, technical
expertise  and  experience  than  Axis.   In  view  of Axis's limited
financial resources and management availability, Axis will continue to
be   at   significant  competitive  disadvantage  vis-a-vis  the  Axis
competitors.   Axis  will  be  at  a disadvantage with other companies
having larger technical staffs, established market shares and greater financial backing.

Regulation and taxation

The Investment Company Act of 1940 defines an "investment company." as an issuer, which is or holds it out as being engaged primarily in the business of investing, reinvesting or trading securities. While Axis does not intend to engage in such activities, Axis may obtain and hold a minority interest in a number of development stage enterprises. Axis could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review Axis's activities from time to time with a view toward reducing the likelihood Axis could be
classified  as  an "investment company."   Axis intends to structure a
merger or acquisition in such manner as to minimize Federal and state tax consequences to Axis, and to any target company.

Employees

Axis's only employees at the present time are its officer and director, who will devote, as much time as the Board of Director determine is necessary to carry out the affairs of Axis. (See "Management").

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

N/A

Item 5.  Other Information.

N/A

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

3.1 Articles of Incorporation (incorporated by reference in Company's Form 10SB12G filed on 9/7/2000.

3.2 By-Laws (incorporated by reference in Company's Form 10SB12G filed on 9/7/2000.


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